Form 10-K
period 2004-12-31
CHEC LOAN TRUST 2004-1
filed 2005-03-31
CIK 1298792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange  Act of  1934   for  the  fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-111379-17

                        FINANCIAL ASSET SECURITIES CORP.

            (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT,
             DATED AS OF JULY 1, 2004, PROVIDING FOR THE ISSUANCE OF
                             CHEC LOAN TRUST 2004-1
                    ASSET-BACKED CERTIFICATES, SERIES 2004-1)
             (Exact name of registrant as specified in its charter)

         Delaware                                              06-1442101
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

         600 Steamboat Road,
     Greenwich, Connecticut                                      06830
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(203) 625-2700


                             CHEC LOAN TRUST 2004-1
                    ASSET-BACKED CERTIFICATES, SERIES 2004-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]


Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer, or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 30.


Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

    Rule 13a-14(a)/15d-14(a) Certification, filed as 33.1 hereto.

    Annual Summary Statement filed as Exhibit 99.1 hereto.

    Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.2 hereto.

    Annual Servicer's Statement as to Compliance, filed as Exhibit 99.3, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

CHEC LOAN TRUST 2004-1
ASSET-BACKED CERTIFICATES, SERIES 2004-1
--------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FINANCIAL ASSET SECURITIES CORP.

                          By: /s/  Robert McGinnis
                             -----------------------------
                        Name: Robert McGinnis
                       Title: President
                        Date: March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit  Description

 33.1    Rule 13a-14(a)/15d-14(a) Certification

 99.1    Annual Summary Statement

 99.2 Annual Independent Accountant's Servicing Report with Management Assertion

                 Centex Home Equity Company, LLC, as Servicer

 99.3    Annual Servicer's Statement of Compliance

                 Centex Home Equity Company, LLC, as Servicer

                                  EXHIBIT 31.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification


                  I, Robert McGinnis, certify that:

     l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CHEC Loan Trust 2004-1, Asset-Backed Certificates, Series 2004-1;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Centex Home Equity Company, LLC and JPMorgan Chase Bank, N.A.

        FINANCIAL ASSET SECURITIES CORP.

        /s/ Robert McGinnis
        -----------------------
Name:   Robert McGinnis
Title:  President

Date:   March 30, 2005

                                  EXHIBIT 99.1
                            Annual Summary Statement
                                ----------------


---------------------------------------------------------------------------------------------------------------------------------
CUSIP         ORIGINAL                  PAID               PAID              TOTAL PAID      ENDING PRIN     CERT POOL FACTOR
             PRINCIPAL                PRINCIPAL           INTEREST                           BALANCE       (12/31/04 Per 1000)
---------------------------------------------------------------------------------------------------------------------------------
162765AA9     80,000,000.00        42,632,666.89          940,039.00       43,572,705.89         37,367,333.11       467.09166388
162765AB7    140,000,000.00                 0.00        2,166,898.60        2,166,898.60        140,000,000.00     1,000.00000000
162765AC5     32,157,000.00                 0.00          541,133.08          541,133.08         32,157,000.00     1,000.00000000
162765AN1      3,094,000.00                 0.00          114,718.85          114,718.85          3,094,000.00     1,000.00000000
162765AP6      3,094,000.00                 0.00          114,718.85          114,718.85          3,094,000.00     1,000.00000000
162765AD3      9,746,000.00                 0.00          170,582.74          170,582.74          9,746,000.00     1,000.00000000
162765AE1      8,818,000.00                 0.00          157,316.19          157,316.19          8,818,000.00     1,000.00000000
162765AF8      5,569,000.00                 0.00          101,232.43          101,232.43          5,569,000.00     1,000.00000000
162765AG6      4,796,000.00                 0.00          100,130.16          100,130.16          4,796,000.00     1,000.00000000
162765AH4      4,486,000.00                 0.00           96,686.08           96,686.08          4,486,000.00     1,000.00000000
162765AJ0      4,486,000.00                 0.00          102,742.16          102,742.16          4,486,000.00     1,000.00000000
162765AK7      3,713,000.00                 0.00           96,316.51           96,316.51          3,713,000.00     1,000.00000000
162765AL5      3,249,000.00                 0.00           87,569.79           87,569.79          3,249,000.00     1,000.00000000
162765AM3      3,094,000.00                 0.00          114,718.85          114,718.85          3,094,000.00     1,000.00000000
N/C101711      3,093,958.10                 0.00        8,483,431.23        8,483,431.23          3,093,958.10     1,000.00000000
N/C101712            100.00                 0.00          504,366.76          504,366.76                100.00     1,000.00000000
N/C101713              0.00                 0.00                0.00                0.00                  0.00     1,000.00000000
N/C101714              0.00                 0.00                0.00                0.00                  0.00     1,000.00000000
---------------------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT 99.2
                Annual Independent Accountant's Servicing Report
                            with Management Assertion
                                ----------------


Ernst & Young LLP
Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Members of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the nine month period ended December 31, 2004. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Companies' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination on the Companies' compliance with specified requirements.

In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the nine month period ended December 31, 2004 is fairly stated, in all material respects.


Ernst & Young LLP

March 16, 2005

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                  -----------

Centex Home Equity Corporation


           Management's Assertion on Compliance With Minimum Servicing
        Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management


We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (the Companies), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the nine-month period then ended. Based on this evaluation, we assert that during the nine-month period ended December 31, 2004, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond in the amount of $25 million and $6 million, respectively.

/s/  Jay Bray
------------------------
Jay Bray
Executive Vice President - Chief Financial Officer

/s/ Jerry Berrens
------------------------
Jerry Berrens
Vice President - Controller

March 16, 2005

                                  EXHIBIT 99.3
                        Annual Statement as to Compliance
                                ----------------

                        ANNUAL STATEMENT AS TO COMPLIANCE

                             CHEC Loan Trust 2004-1
                    Asset-Backed Certificates Series 2004-1

I, Greg Oniu, hereby certify that I am a duly appointed Senior Vice President of Centex Home Equity Company, LLC (the "Servicer"), and further certify as follows:

     1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of July 1, 2004, (the "Agreement"), among Financial Asset Securities Corp., as depositor, Centex Home Equity Company, LLC, as Servicer and JP Morgan Chase Bank, as Trustee.

     2. I have reviewed the activities of the Servicer during the preceding year and the Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the year.

     Capitalized terms not otherwise defined herein have the meanings set forth in the Agreement.

Dated:  March 15, 2005


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 15, 2005.

                                        By:  /s/ Greg Oniu
                                             ---------------
                                      Name:  Greg Oniu
                                     Title:  Senior Vice President

     I, Anne Sutherland, a (an) Assistant Secretary of the Servicer, hereby certify that Greg Oniu is a duly elected, qualified, and acting Senior Vice President of the Servicer and that the signature appearing above is his/her genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 15, 2005.

                                By:  /s/ Anne Sutherland
                                             ---------------
                               Title:  Assistant Secretary
                               Name:   Senior Vice President